Form 10KSB
period 1997-09-30
SCHUYLKILL ENTERPRISES INC
filed 1998-01-15
CIK 934948

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)

[    ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended ____________________________________________

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ______________ to _______________

[  X ]   SPECIAL FINANCIAL REPORT UNDER RULE 15d-2 UNDER THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the fiscal year ended September 30, 1997

THIS REPORT CONTAINS ONLY FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997.

     The Issuer has filed a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on October 17, 1997. That registration statement related to an offering of securities by the Issuer under Rule 419 of the Securities Act of 1933. As of the date of this filing, the Issuer has not sold any securities pursuant to that registration statement.

     Commission file number: Registration No. 33-88270


                         SCHUYLKILL ENTERPRISES, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer In Its Charter)


          DELAWARE                                     23-2751054
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

Two Penn Center, Suite 605, Philadelphia, PA             19102
--------------------------------------------          ------------
(Address of Principal Executive Offices)               (Zip Code)

                                (215) 564-3131
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name on Each Exchange
        Title of Each Class                       on Which Registered
-------------------------------------   ----------------------------------------

          Securities registered under Section 12(g) of the Exchange Act:
_______________________________________________________________________________
                                 (Title of Class)

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES          NO    X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /x/

     State the Issuer's revenues for its most recent fiscal year: The Issuer had no revenues from operations during the most recent fiscal year. The Issuer had $626 of interest income during the most recent fiscal year.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): There is currently no market for the Issuer's common stock.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 450,000 as of the date of this filing.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The Issuer has filed a registration statement on form SB-2 that was declared effective by the Securities and Exchange Commission on October 17, 1997. That registration statement related to an offering of securities by the Issuer under Rule 419 of the Securities Act of 1933. As of the date of this filing, the Issuer has not sold any securities pursuant to that registration statement. Although none of the Form SB-2 is specifically incorporated by reference into this current filing, this current filing is related to the Form SB-2 and is required pursuant to Rule 15d-2 of the Securities Exchange Act of 1934.

                             SCHUYLKILL ENTERPRISES, INC.
                            (A Development Stage Company)




                                       CONTENTS






                                                                 PAGE
                                                                 ----

INDEPENDENT AUDITORS' REPORT                                     F-1


BALANCE SHEETS AS OF SEPTEMBER 30, 1996 AND 1997                 F-2


STATEMENTS OF OPERATIONS FOR THE YEARS
   ENDED SEPTEMBER 30, 1996 AND 1997; AND
   FROM NOVEMBER 22, 1993 (INCEPTION DATE)
   TO SEPTEMBER 30, 1997                                         F-3


STATEMENT OF SHAREHOLDERS' EQUITY FROM
   NOVEMBER 22, 1993 (INCEPTION DATE) TO
   SEPTEMBER 30, 1997                                            F-4


STATEMENTS OF CASH FLOWS FOR THE YEARS
   ENDED SEPTEMBER 30, 1996 AND 1997; AND
   FROM NOVEMBER 22, 1993 (INCEPTION DATE)
   TO SEPTEMBER 30, 1997                                         F-5


NOTES TO FINANCIAL STATEMENTS                                    F-6

                             INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Schuylkill Enterprises, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheets of Schuylkill Enterprises, Inc. (a development stage company) as of September 30, 1996 and 1997 and the related statements of operations and cash flows for the years ended September 30, 1996 and 1997 and the period from November 22, 1993 (inception date) to September 30, 1997 and statement of shareholders' equity for the period from November 22, 1993 (inception date) to September 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schuylkill Enterprises, Inc. as of September 30, 1996 and 1997, and the results of its operations and cash flows for the years ended September 30, 1996 and 1997, and the period from November 22, 1993 (inception date) to September 30, 1997 in conformity with generally accepted accounting principles.





                                   COGEN SKLAR LLP





December 30, 1997

                             SCHUYLKILL ENTERPRISES, INC.
                            (A Development Stage Company)
                                    BALANCE SHEETS



                                   September 30, 1996  September 30, 1997
                                   ------------------  ------------------
          ASSETS

CURRENT ASSETS
     Cash                               $   7,588           $   4,017
     Accrued interest receivable            1,825               2,263
     Receivable from affiliated
       company                              6,957               6,957
     Deferred offering costs                  -                20,750
                                       ------------        -------------
TOTAL ASSETS                             $ 16,370           $  33,987
                                       ------------        -------------
                                       ------------        -------------

          LIABILITIES

CURRENT LIABILITIES
     Accrued expenses                   $     700           $  19,705
                                       ------------        -------------


          SHAREHOLDERS' EQUITY

PREFERRED STOCK - $.001 par value,
     authorized; 2,000,000 shares,
     none issued                              -                   -

COMMON STOCK - $.001 par value,
     authorized 10,000,000 shares,
     issued and outstanding
     450,000 shares                           450                 450

ADDITIONAL PAID-IN CAPITAL                 49,550              49,550

DEFICIT ACCUMULATED DURING THE
   DEVELOPMENT STAGE                      (34,330)            (35,718)
                                       ------------        -------------

TOTAL SHAREHOLDERS' EQUITY                 15,670              14,282
                                       ------------        -------------


TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                               $  16,370             $ 33,987
                                       ------------        -------------
                                       ------------        -------------








      The accompanying notes are an integral part of these financial statements.

                             SCHUYLKILL ENTERPRISES, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS






                                                       Year Ended
                                     -------------------------------------------
                                                                                    November 22, 1993
                                                                                    (Inception Date) to
                                     September 30, 1996       September 30, 1997    September 30, 1997
                                     ------------------       ------------------    --------------------
INTEREST INCOME                         $       900                 $      626            $    2,451
                                     ------------------       ------------------    --------------------
COSTS AND EXPENSES
     Aborted offering costs                      -                          -                 26,487
     Legal fees                                  -                          -                  6,000
     Accounting fees                             -                         900                 1,533
     Franchise tax                              700                      1,114                 3,962
     Other                                       -                          -                    187
                                     ------------------       ------------------    --------------------
                                                700                      2,014                38,169
                                     ------------------       ------------------    --------------------

NET INCOME (LOSS)                       $       200                   $ (1,388)             $(35,718)
                                     ------------------       ------------------    --------------------
                                     ------------------       ------------------    --------------------

INCOME (LOSS) PER
   SHARE                                $        -                     $     -
                                     ------------------       ------------------
                                     ------------------       ------------------

WEIGHTED AVERAGE
   NUMBER OF SHARES                         450,000                     450,000
                                     ------------------       ------------------
                                     ------------------       ------------------













      The accompanying notes are an integral part to these financial statements.

                             SCHUYLKILL ENTERPRISES, INC.
                            (A Development Stage Company)
                          STATEMENT OF SHAREHOLDERS' EQUITY
                   NOVEMBER 22, 1993 (INCEPTION DATE) TO SEPTEMBER 30, 1997









                                                                             Deficit
                                                                           Accumulated
                                                            Additional      During the        Total
                                                  Common     Paid-In       Development    Shareholders'
                                                  Stock      Capital          Stage          Equity
                                                  ------    -----------    -----------    -------------
Issuance of 900,000 shares of common stock        $ 900      $ 49,100        $   -          $50,000

One for two reverse stock split                    (450)          450            -             -

Net loss from inception to September 30, 1994        -            -            (160)           (160)
                                                  ------    -----------    -----------    -------------

Balance, September 30, 1994                         450        49,550          (160)         49,840

Net loss for the year ended September 30, 1995       -            -         (34,370)        (34,370)
                                                  ------    -----------    -----------    -------------

Balance, September 30, 1995                         450        49,550       (34,530)         15,470

Net income for the year ended September 30, 1996     -            -             200             200
                                                  ------    -----------    -----------    -------------

Balance, September 30, 1996                         450        49,550       (34,330)         15,670

Net loss for the year ended September 30, 1997       -            -          (1,388)         (1,388)
                                                  ------    -----------    -----------    -------------

Balance, September 30, 1997                       $ 450      $ 49,550     $ (35,718)       $ 14,282
                                                  ------    -----------    -----------    -------------
                                                  ------    -----------    -----------    -------------










      The accompanying notes are an integral part of these financial statements.

                            SCHUYLKILL ENTERPRISES, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS








                                                           Year Ended                    November 22, 1993
                                             --------------------------------------      (Inception Date) to
                                             September 30, 1996  September 30, 1997      September 30, 1997
                                             ------------------  ------------------      --------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net income (loss)                             $    200            $  (1,388)             $ (35,718)
     Adjustments to reconcile net income
        (loss) to net cash provided by
        (used in) operating activities
     Increase in accrued interest                      (900)                (438)                (2,263)
     Increase (decrease) in accrued
        expenses                                     (1,800)              19,005                 19,705
                                             ------------------  ------------------      --------------------

     Net cash provided by (used in)
        operating activities                         (2,500)              17,179                (18,276)
                                             ------------------  ------------------      --------------------


CASH FLOWS FROM FINANCING
   ACTIVITIES
     (Advance) repayment of receivable
        from affiliated companies                     5,662                    -                 (6,957)
     Proceeds from issuance of common
        stock                                             -                    -                 50,000
     Deferred offering costs                              -              (20,750)               (20,750)
                                             ------------------  ------------------      --------------------

     Net cash provided by (used in)
        financing activities                          5,662              (20,750)                22,293
                                             ------------------  ------------------      --------------------


NET INCREASE (DECREASE) IN CASH                       3,162               (3,571)                 4,017



CASH - BEGINNING OF PERIOD                            4,426                7,588                      -
                                             ------------------  ------------------      --------------------


CASH - END OF PERIOD                               $  7,588            $   4,017              $   4,017
                                             ------------------  ------------------      --------------------
                                             ------------------  ------------------      --------------------







      The accompanying notes are an integral part of these financial statements.

                             SCHUYLKILL ENTERPRISES, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
              NOVEMBER 22, 1993 (INCEPTION DATE) TO SEPTEMBER  30, 1997





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The company was incorporated in Delaware on November 22, 1993. The company intends, upon completion of a public offering, to seek potential business combinations. Since planned principal operations have not commenced, the company is considered a development stage company, as defined in the Statement of Financial Accounting Standards No. 7 (SFAS 7).

Cash Equivalents
The company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
Financial instruments consist of cash, accrued interest, receivables and accrued expenses. The carrying amount approximates fair value because of the short maturity of these instruments.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Deferred Offering Costs
Amounts paid or accrued for costs related to the anticipated public offering will be expensed and not recorded as a reduction of the proceeds, if the offering is not completed.

In early 1995, the company filed a registration statement under Form SB-2 with the Securities and Exchange Commission. The filing never became effective, therefore deferred offering costs of $26,487 were expensed during the year ended September 30, 1995.

Income Taxes
The company has adopted SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Income (Loss) Per Share
Income (loss) per share has been computed as if the common shares were outstanding from inception since their issuance was in contemplation of the initial public offering.

Recently Issued Accounting Pronouncements
During February 1997, the Financial Accounting Standard Board issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise of conversion of securities into common stock and is similar to the currently requirements fully diluted EPS, SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. Adoption of SFAS 128 is not expected to have a material effect on the company's loss per share.

                             SCHUYLKILL ENTERPRISES, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
              NOVEMBER 22, 1993 (INCEPTION DATE) TO SEPTEMBER  30, 1997





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. The reporting and display requirements of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The company presently intends to comply with this statement for its year ended December 31, 1998.

During June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The reporting and disclosure requirements of SFAS No. 131 are effective for periods beginning after December 15, 1997. The company presently intends to comply with this statement for its year ended December 31, 1998.


NOTE 2 - RECEIVABLE FROM AFFILIATES

During October 1994, the company advanced the sum of $10,619 to American Maple Leaf Financial Corporation ("AML"). AML is a Philadelphia, Pennsylvania based investment banking firm that specializes in corporate finance and analysis of development stage companies. A majority of the outstanding stock of AML is owned by the directors and certain of the principal stockholders of the company. The loan provides for repayment upon demand with an interest rate of 9%. In August 1996, AML repaid $3,662. Interest income of $900 and $626 has been accrued for the years ended September 1996 and 1997.

Also in October 1994, the company advanced the sum of $2,000 to LMI Acquisition Corporation ("LMI") related through common ownership and management, which was repaid in August 1996.


NOTE 3 - CAPITAL STOCK

During the period July through November 1994, the company issued 450,000 shares of common stock (after effect of one for two reverse stock split) for cash of $50,000.

The company has reserved 250,000 shares of common stock for issuance upon the exercise of warrants (Note 4).

The company originally had authorized but not issued 50,000,000 shares of a class of preferred stock, par value $.001 per share which may be issued in one or more series. The dividends, liquidation preferences and other rights and preferences of each series of the preferred stock may be established from time to time by the Board of Directors.

On January 21, 1997, the Board of Directors approved a decrease in the number of authorized shares from 150,000,000 to 12,000,000 shares consisting of 10,000,000 shares of common stock with a par value of $.001 per share and 2,000,000 shares of preferred stock with a par value of $.001 per share.

On September 18, 1997, the Board of Directors approved a two for one reverse stock split. All references to number of shares and per share amounts in the financial statements and notes have been adjusted to give retroactive effect to the stock split.


NOTE 4 - CONTEMPLATED PUBLIC OFFERING

The company has filed a registration statement on Form SB-2 offering for sale 50,000 units at $2.00 per unit, which was declared effective by the Securities and Exchange Commission on October 17, 1997. Each unit consisting of one share of common stock and five Redeemable A Warrants. Each Redeemable A Warrant entitles the holder to purchase at any time until the first anniversary of the date of the Prospectus, one share of common stock at an exercise price of $5.00.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on January 15, 1998.

                              SCHUYLKILL ENTERPRISES, INC.


                              By:  /s/ Leonard Linsker
                                   -------------------------------------------
                                   Leonard Linsker, Chairman, Chief Executive
                                   Officer and Director
                                   [Principal Executive Officer]


                           _______________________


     In accordance with the Securities Exchange Act of 1934, this Report has been duly signed on January 15, 1998 by the following persons in the capacities indicated.


               Name                                  Title
               ----                                  -----


/s/ Leonard Linsker               Chairman, Chief Executive Officer and Director
------------------------------    [Principal Executive Officer]
Leonard Linsker



/s/ David Alperin                 Treasurer, Secretary and Director
------------------------------    [Principal Accounting Officer and
                                   Principal Financial Officer]
David Alperin