Form 10QSB
period 1997-12-31
SCHUYLKILL ENTERPRISES INC
filed 1998-02-17
CIK 934948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

    Commission File Number 33-88270

                          SCHUYLKILL ENTERPRISES, INC.
     ----------------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in its Charter)

                  Delaware                                      23-2751054
---------------------------------------------     -------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

          Two Penn Center, Suite 605, Philadelphia, Pennsylvania 19102
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 564-3131
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes      No  X
       -----   -----

    As of January 31, 1998, the registrant had outstanding 450,000 shares of Common Stock, par value $.001 per share.

    Transitional Small Business Disclosure Format (check one):

    Yes      No   X
       -----    -----

                          SCHUYLKILL ENTERPRISES, INC.
          QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM PERIOD ENDED
                               DECEMBER 31, 1997

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Balance Sheets as of September 30, 1997 and
  December 31, 1997 (unaudited)............................................   3

Statements of Operations for the three months
  ended December 31, 1996 and December 31, 1997;
  and from November 22, 1993 (Inception Date) to
  December 31, 1997 (unaudited)............................................   4

Statement of Shareholders' Equity from November 22, 1993
  (Inception Date) to December 31, 1997 (unaudited)........................   5

Statements of Cash Flows for the three months ended
  December 31, 1996 and December 31, 1997;
  and from November 22, 1993 (Inception Date) to
  December 3, 1997 (unaudited).............................................   6

Notes to Financial Statements (unaudited)..................................   7

ITEM 2. Plan of Operation..................................................   8

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................  11

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                          SCHUYLKILL ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1997
                                                                             ------------------  -----------------
                                                                                  (Audited)          (Unaudited)

         ASSETS
CURRENT ASSETS

  Cash.....................................................................      $    4,017          $   3,962

  Accrued interest receivable..............................................           2,263              2,420

  Receivable from affiliated company.......................................           6,957              6,957

  Deferred offering costs..................................................          20,750             20,750
                                                                                    -------            -------

TOTAL ASSETS...............................................................      $   33,987          $  34,089
                                                                                    -------            -------
                                                                                    -------            -------

          LIABILITIES

CURRENT LIABILITIES

  Accrued expenses.........................................................      $   19,705          $  19,650
                                                                                    -------            -------

          SHAREHOLDERS' EQUITY

PREFERRED STOCK--$.001 par value, authorized
  2,000,000 shares, none issued............................................              --                 --

COMMON STOCK--$.001 par value, authorized
  10,000,000 shares, issued and outstanding
  450,000 shares...........................................................             450                450

ADDITIONAL PAID-IN CAPITAL.................................................          49,550             49,550

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE........................................................         (35,718)           (35,561)
                                                                                    -------            -------

TOTAL SHAREHOLDERS' EQUITY.................................................          14,282             14,439
                                                                                    -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................      $   33,987          $  34,089
                                                                                    -------            -------
                                                                                    -------            -------

   The accompanying notes are an integral part of these financial statements.

                          SCHUYLKILL ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,       NOVEMBER 22, 1993
                                                                          --------------------  (INCEPTION DATE) TO
                                                                            1996       1997      DECEMBER 31, 1997
                                                                          ---------  ---------   -----------------

INTEREST INCOME.........................................................  $     157  $     157     $     2,608
                                                                          ---------  ---------        --------

COSTS AND EXPENSES

  Aborted offering costs................................................         --         --          26,487
  Legal fees............................................................         --         --           6,000
  Accounting fees.......................................................         --         --           1,533
  Franchise tax.........................................................         --         --           3,962
  Other.................................................................         --         --             187
                                                                          ---------  ---------        --------

                                                                                 --         --          38,169
                                                                          ---------  ---------        --------

NET INCOME (LOSS).......................................................  $     157  $     157     $   (35,561)
                                                                          ---------  ---------        --------
                                                                          ---------  ---------        --------

INCOME (LOSS) PER SHARE.................................................  $      --  $      --
                                                                          ---------  ---------
                                                                          ---------  ---------

WEIGHTED AVERAGE NUMBER OF SHARES.......................................    450,000    450,000
                                                                          ---------  ---------
                                                                          ---------  ---------

   The accompanying notes are an integral part to these financial statements.

                          SCHUYLKILL ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS EQUITY
            NOVEMBER 22, 1993 (INCEPTION DATE) TO DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                             ADDITIONAL    DURING THE       TOTAL
                                                                  COMMON       PAID-IN    DEVELOPMENT   SHAREHOLDERS'
                                                                   STOCK       CAPITAL       STAGE         EQUITY
                                                                -----------  -----------  ------------  -------------

Issuance of 900,000 shares of common stock....................   $     900    $  49,100    $       --    $    50,000

One for two reverse stock split...............................        (450)         450            --             --

Net loss from inception to September 30, 1994.................          --           --          (160)          (160)
                                                                     -----   -----------  ------------  -------------

Balance, September 30, 1994...................................         450       49,550          (160)        49,840

Net loss for the year ended September 30, 1995................          --           --       (34,370)       (34,370)
                                                                     -----   -----------  ------------  -------------

Balance, September 30, 1995...................................         450       49,550       (34,530)        15,470

Net income for the year ended September 30, 1996..............          --           --           200            200
                                                                     -----   -----------  ------------  -------------

Balance, September 30, 1996...................................         450       49,550       (34,330)        15,670

Net loss for the year ended September 30, 1997................          --           --        (1,388)        (1,388)
                                                                     -----   -----------  ------------  -------------

Balance, September 30, 1997...................................         450       49,550       (35,718)        14,282

Net income for the three months ended
  December 31, 1997 (unaudited)...............................          --           --           157            157
                                                                     -----   -----------  ------------  -------------

Balance, December 31, 1997 (unaudited)........................   $     450    $  49,550    $  (35,561)   $    14,439
                                                                     -----   -----------  ------------  -------------
                                                                     -----   -----------  ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                          SCHUYLKILL ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,        NOVEMBER 22, 1993
                                                                             --------------------    (INCEPTION DATE) TO
                                                                               1996       1997        DECEMBER 31, 1997
                                                                             ---------  ---------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)........................................................  $     157  $     157     $   (35,561)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
  Increase in accrued interest.............................................       (157)      (157)         (2,420)
  Increase (decrease) in accrued expenses..................................         --        (55)         19,650
                                                                             ---------  ---------        --------

  Net cash provided by (used in) operating activities......................         --        (55)        (18,331)
                                                                             ---------  ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  (Advance) repayment of receivable from affiliated companies..............         --         --          (6,957)
  Proceeds from issuance of common stock...................................         --         --          50,000
  Deferred offering costs..................................................         --         --         (20,750)
                                                                             ---------  ---------        --------

  Net cash provided by (used in) financing activities......................         --         --          22,293
                                                                             ---------  ---------        --------
NET INCREASE (DECREASE) IN CASH............................................         --        (55)          3,962

CASH--BEGINNING OF PERIOD..................................................      7,588      4,017              --
                                                                             ---------  ---------        --------
CASH--END OF PERIOD........................................................  $   7,588  $   3,962     $     3,962
                                                                             ---------  ---------        --------
                                                                             ---------  ---------        --------

   The accompanying notes are an integral part of these financial statements.

                          SCHUYLKILL ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           DECEMBER 31, 1997 AND 1996

NOTE 1--INTERIM PERIODS

    The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the management of Schuylkill Enterprises, Inc. (the Company ), reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s special report pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, bearing the cover page of Form 10-KSB for the fiscal year ended September 30, 1997.

    The results of operations for the three-month periods ended December 31, 1997 and 1996 are not necessarily indicative of operating results for the full year.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things, (i) the uncertainty of consummating potential acquisitions; (ii) the availability of financing to fund working capital needs, and (iii) the uncertainty of generating positive cash flow.

    The Company's ability to predict results or the effect of any pending events on the Company's operating results is inherently subject to various risks and uncertainties, including those discussed under "Plan of Operation."

ITEM 2. PLAN OF OPERATION.

    The Company was incorporated under the laws of the State of Delaware on November 22, 1993 for the purpose of seeking to enter into business combinations ("Business Combinations") with other entities that in the opinion of management would be in the best interests of the Company and its stockholders. Such Business Combinations may be carried out in the form of the acquisition of an existing business and/ or the acquisition of assets to establish a business for the Company. The Company may acquire, be acquired, merge into, be merged with (as an acquiring company or as a target company), invest in or participate in any Business Combination with one or more corporations, partnerships, trust, individuals or other entities. The Company will most likely seek to engage in a Business Combination with a private enterprise that is seeking to develop a public trading market for its securities, although there can be no assurance in this regard. The Company has filed a Registration Statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission ("Commission") in connection with the Company's proposed offer and sale of securities under Rule 419 promulgated pursuant to the Securities Act of 1933, as amended, (the "Offering"). The Registration Statement was declared effective by the Securities and Exchange Commission on October 17, 1997.

    The Offering is a blind pool or blank check offering, as defined in Rule 419, in that neither the Company's business nor the specific use of the proceeds of the Offering have been identified (other than, generally, to enter into a Business Combination). The Company has no operating history and does not intend to commence any business activities until the consummation of the Offering and the identification of a Business Combination. The Company s current management may manage any business developed or acquired by the Company or may employ qualified, but as yet unidentified, individuals to manage such business. In the event that management determines that the Company is unable to effect a Business Combination or to conduct any business whatsoever, management, in its sole discretion but subject to the requirements of Rule 419, may seek shareholder approval to liquidate the Company. In the event such a liquidation were to occur prior to the consummation of a Business Combination, Rule 419 requires that each investor s investment be returned on a pro rata basis. In the event such a liquidation were to occur following the Company s compliance with Rule 419, all shareholders of the Company (including the holders of 450,000 shares issued prior to the Offering), will receive the liquidated assets on a pro rata basis. While management has not established any guidelines for determining when it might elect to discontinue its efforts to engage in a Business Combination and seek shareholder approval to liquidate the Company, the Company is subject to the 18 month limitation set forth in Rule 419 in which to effect an acquisition.

    Rule 419 requires that an agreement with respect to a Business Combination must provide for the acquisition of a business or the assets of a business for which the fair value of such business or assets represents at least 80% of the maximum Offering proceeds. For this purpose, Offering proceeds includes funds received or to be received from the exercise of the warrants but excludes underwriting commissions, underwriting expenses and dealer allowances payable to non-affiliates.

    Once an agreement with respect to a Business Combination meeting the above criteria has been executed, the Company will update the Registration Statement with a post effective amendment in accordance with the requirements of Rule 419. The post effective amendment will contain information about (i) the proposed Business Combination (including audited financial statements of the acquisition candidate), (ii) the results of the Offering and (iii) the use of the funds disbursed from the escrow account maintained by the Company pursuant to the requirements of Rule 419 (the "Escrow Account"). The post effective amendment will also include the terms of the Reconfirmation Offer required by Rule 419.

    The Company then intends to commence a Reconfirmation Offer and send the prospectus contained in the post effective amendment to each investor within five business days after the date that the post effective amendment is declared effective by the Securities and Exchange Commission. Each investor will have not less than 20, and not more than 45, business days to notify the Company in writing that the investor elects to remain as an investor. If the Company does not receive written notification from an investor within 45 business days, such investor's pro rata portion of the Deposited Funds (and any related interest or dividends) held in the Escrow Account will be returned to the investor within five business days by first class mail or other equally prompt means. The affirmative election of investors representing 80% of the maximum Offering proceeds (including funds received or to be received from the exercise of warrants) is required. In the event that the Reconfirmation Offering is successfully completed but a Business Combination has not been consummated by April 17, 1999 (18 months from the effective date of the post effective amendment), the Company will return the the funds maintained in the Escrow Account to all investors on a pro rata basis.

    Pursuant to Rule 419, the Company intends to utilize up to 10% percent of the Offering proceeds ($10,000) for the payment of operating expenses. The remainder of the Offering proceeds will be held in the Escrow Account until a suitable Business Combination is undertaken.

    The Company's expenses are expected to be limited to the following: (i) legal and accounting fees necessary to prepare the Company's periodic reports under the Exchange Act; (ii) office and administrative expenses incurred in the operation of the Company; and (iii) direct expenses incurred in the identification and consummation of a Business Combination. The Company will not incur any obligation for the payment of rent, secretarial or administrative personnel, or for any executive or non-executive salaries or directors' fees. The Company may, however, pay a finder's, investment banking or consulting fee to a third party in connection with identifying or completing a Business Combination. The Company has the discretion to pay these fees, if any, from revenues or other funds of an acquisition or merger candidate or by the issuance of debt or equity securities of such an entity. These fees may be paid to a director, officer or principal stockholder of the Company if that person was responsible for identifying and assisting in the completion of the Business Combination. The Company intends that any consultants or advisers retained by the Company will have significant experience in investigating, analyzing and establishing the value of businesses as potential acquisition candidates. The Company currently has no agreements or understanding with respect to the retention of any consultants or advisers.

    The expenses that will be incurred by the Company while the principal portion of the Offering proceeds remains in escrow may exceed the Company's existing resources as well as the 10% percent portion of such proceeds permitted to be withdrawn from the Escrow Account. Management intends to secure financing sufficient to satisfy its costs of operation either through: (i) the sale of additional securities in one or more private placement transactions; (ii) short-term loans provided by directors, officers or principal stockholders; or
(iii) debt financing provided by third parties. There are currently no plans, proposals, arrangements or understandings with respect to the sale or issuance of any such additional securities. The extent of the Company's expenses will depend principally upon: (i) the amount of time that elapses until a Business Combination is located and completed; (ii) the relative ease or difficulty in completing a Business

Combination; and (iii) the number of target opportunities that must be reviewed by management until an appropriate Business Combination is located.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) The following exhibits are included herein:

        3.1*  Certificate of Incorporation

        3.1A  Certificate of Amendment of Certificate of Incorporation

        3.2*  By-laws

        27.1 Financial Data Schedule

------------------------

* Incorporated herein by reference to the Company s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 5, 1995.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February, 1998.

                                SCHUYLKILL ENTERPRISES, INC.

                                By:  /S/ Leonard Linsker
                                     -----------------------------------------
                                     Leonard Linsker
                                     Chairman, Chief Executive Officer and
                                     Director
                                     [Principal Executive Officer]

                                By:  /S/ David Alperin
                                     -----------------------------------------
                                      David Alperin
                                      Treasurer, Secretary and Director
                                      [Principal Accounting Officer and
                                      Principal Financial Officer]

                                 EXHIBIT INDEX

                  EXHIBIT NO.                DESCRIPTION
                  -----------                -----------

                     3.1A                    Certificate of Amendment to
                                             Certificate of Incorporation

                     27.1                    Financial Data Schedule